Form 10-K/A
COMM 2012-CCRE2 Mortgage Trust
filed 2013-08-30
CIK 1554776

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No.1)


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

    Not applicable.


  EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 29, 2013, is to file (i) an amended Rule 13a-14(d)/15d-14(d) Certification of the depositor, dated August 30, 2013 as a replacement to the Rule 13a-14(d)/15d-14(d) Certification filed as Exhibit 31 of the Exhibits, Rule 13a-14(d)/15d-14(d) Certification under Item 15 to the Original Form 10-K, (ii) an amended Report of Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Custodian, dated August 12, 2013 as a replacement to the Report of Assessment of Compliance with Applicable Servicing Criteria filed as Exhibit 33.10 of the Exhibits, Financial Statement Schedules under
  Item 15 to the Original Form 10-K, (iii) an amended Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria filed as Exhibit 34.10 of the Exhibits, Financial Statements Schedules under Item 15 to the Original Form 10-K, each such replacement being made as result of receipt by the depositor of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, a copy of which is filed as Exhibit 99.1 of the Exhibits, Financial Statement Schedules under
  Item 15, notifying the depositor of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, as Custodian, (iv) an amended Servicer Compliance Statement of Wells Fargo Bank, as Certificate Administrator, dated August 21, 2013 as an amendment to the Servicer Compliance Statement filed as Exhibit 35.5 of the Exhibits, Servicer Compliance Statement under Item 15 to the Original Form 10-K, (v) an amended Servicer Compliance Statement of Wells Fargo Bank, as Custodian, dated August 21, 2013 as a replacement to the Servicer Compliance Statement filed as
  Exhibit 35.6 of the Exhibits, Servicer Compliance Statement under Item 15 to the Original Form 10-K and (vi) the following supplemental explanation with respect to the Original Form 10-K:

  The Exhibit Index in the Original Form 10-K refers to the 260 and 261 Madison Avenue Mortgage Loan included in the issuing entity, which is part of the 260 and 261 Madison Avenue loan combination. A pari passu portion of 260 and 261 Madison Avenue loan combination was securitized in another securitization transaction, the COMM 2012-CCRE3 Mortgage Trust transaction, Commission File Number 333-172143-06. The 260 and 261 Madison Avenue loan combination is primary serviced by an unaffiliated servicer, Wells Fargo Bank, N.A.,and will be specially serviced by an unaffiliated servicer, Midland Loan Services, Inc., a Division of PNC Bank, National Association, pursuant to the pooling and servicing for the COMM 2012-CCRE3 Mortgage Trust transaction (the "COMM 2012-CCRE3 Pooling and Servicing Agreement"). The portion of the 260 and 261 Madison Avenue loan combination included in the issuing entity but primary serviced and specially serviced pursuant to the COMM 2012-CCRE3 Pooling and Servicing Agreement constitutes less than 10% of the pool assets of the issuing entity. Pursuant to Item 1108(a)(3) of Regulation AB, the requirement of the Depositor to file the COMM 2012-CCRE3 Pooling and Servicing Agreement pursuant to Item 1108(c) of Regulation AB does not apply with respect to any unaffiliated servicer that services less than 20% of the pool assets of the issuing entity. Therefore, the Depositor did not include the COMM 2012-CCRE3 Pooling and Servicing Agreement in the Original Form 10-K.

  U.S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by the Original Form 10-K. As a result, this report does not include an assessment of compliance with applicable servicing criteria of the Trustee. The Original Form 10-K includes an assessment of compliance with applicable servicing criteria of the Master Servicer which covers Item 1122(d)(2)(iii) of Regulation AB.



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

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo's determination that there was material instances of noncompliance at the platform level.

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



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 33.3 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.4 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 33.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.10 Wells Fargo Bank, N.A. as Custodian.



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 34.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.10 Wells Fargo Bank, N.A. as Custodian.



   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 35.1 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 35.2 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.3 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator
    35.6 Wells Fargo Bank, N.A. as Custodian


 99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian


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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   August 30, 2013


   /s/ Matt Smith
   Matt Smith, Vice President


    Date:   August 30, 2013



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



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 33.3 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.4 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 33.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.10 Wells Fargo Bank, N.A. as Custodian.



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 34.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.10 Wells Fargo Bank, N.A. as Custodian.



   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 35.1 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 35.2 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.3 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator
    35.6 Wells Fargo Bank, N.A. as Custodian


 99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian
