Form 10-K/A
COMM 2012-CCRE2 Mortgage Trust
filed 2013-10-28
CIK 1554776

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No.2)


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

    Not applicable.


  EXPLANATORY NOTE

  The purpose of this Amendment No. 2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), which was amended by the registrant's Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on August 30, 2013, is to file the Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2012-CCRE3 Mortgage Trust transaction (Commission File Number 333-172143-06). The 260 and 261 Madison Avenue Mortgage Loan included in the issuing entity and referred to in the Exhibit Index in the Original Form 10-K is part of the pari passu 260 and 261 Madison Avenue loan combination, which is primary serviced by Wells Fargo Bank, National Association, pursuant to the Pooling and Servicing Agreement for the COMM 2012-CCRE3 Mortgage Trust transaction.


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



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not Applicable.

    (2) Not Applicable.

    (3)

  4.1 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian(filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).


  4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2012-CCRE3 Mortgage Trust transaction, pursuant to which the 260 and 261 Madison Avenue Mortgage Loan is being serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A, filed by the registrant on November 21, 2012 and incorporated by reference herein).


  10.1 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset Receiving and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).


  10.2 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset Receiving, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).


  10.3 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset Receiving and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 33.3 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.4 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 33.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.10 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-05).



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 34.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.10 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-05).



   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 35.1 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 35.2 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.3 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to
    Exhibit 35.5 of the Annual Report on Form 10-K/A filed by the issuing entity on
    August 30, 2013 (File No. 333-172143-05).
    35.6 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K/A filed by the issuing entity on
    August 30, 2013 (File No. 333-172143-05).


 99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
     (File No. 333-172143-05).


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


    Date:   October 28, 2013


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (Senior Officer in Charge of Securitization of the Depositor)


   /s/ Matt Smith
   Matt Smith, Vice President


  Exhibit Index

  Exhibit No.


  4.1 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian(filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).


  4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Deutsche Bank Trust Company Americas, as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor, relating to the COMM 2012-CCRE3 Mortgage Trust transaction, pursuant to which the 260 and 261 Madison Avenue Mortgage Loan is being serviced (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A, filed by the registrant on November 21, 2012 and incorporated by reference herein).


  10.1 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset Receiving and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).


  10.2 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset Receiving, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).


  10.3 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset Receiving and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein).

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    33.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 33.3 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.4 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 33.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    33.10 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-05).



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.2 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.3 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.4 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.5 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.6 Park Bridge Lender Services LLC as Operating Advisor incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.7 Situs Holdings, LLC as Operating Advisor for the 260 and 261 Madison Avenue
    Mortgage Loan incorporated by reference to Exhibit 34.7 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    34.8 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    34.9 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    March 29, 2013 (File No. 333-172143-05).
    34.10 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-05).



   35 Servicer compliance statement.



    35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator for the 260 and
    261 Madison Avenue Mortgage Loan incorporated by reference to Exhibit 35.1 of the Annual
    Report on Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.2 Deutsche Bank Trust Company Americas, as Custodian for the 260 and 261 Madison
    Avenue Mortgage Loan incorporated by reference to Exhibit 35.2 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.3 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.3 of the Annual Report on
    Form 10-K filed by the issuing entity on March 29, 2013 (File No. 333-172143-05).
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 29, 2013
    (File No. 333-172143-05).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to
    Exhibit 35.5 of the Annual Report on Form 10-K/A filed by the issuing entity on
    August 30, 2013 (File No. 333-172143-05).
    35.6 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K/A filed by the issuing entity on
    August 30, 2013 (File No. 333-172143-05).


 99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian incorporated by reference to Exhibit 99.1 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
     (File No. 333-172143-05).
