Form 10-K
COMM 2012-CCRE2 Mortgage Trust
filed 2014-03-28
CIK 1554776

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 250-2500




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

    Not applicable.

EXPLANATORY NOTES

  The Crossgates Mall Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Crossgates Mall Mortgage Loan and one other pari passu loan which is not an asset of the issuing entity. This loan combination, including the Crossgates Mall Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as
  Exhibit 4.1 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the 260 and 261 Madison Avenue Mortgage Loan, which constitutes approximately 7.9% of the asset pool of the issuing entity as of its cut-off date. The 260 and 261 Madison Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 260 and 261 Madison Avenue Mortgage Loan and one other pari passu loan which is not an asset of the issuing entity. This loan combination, including the 260 and 261 Madison Avenue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the 260 and 261 Madison Avenue loan combination in the COMM 2012-CCRE3 Mortgage Trust transaction, Commission File Number 333-172143-06 (the COMM 2012-CCRE3 Transaction). After the closing of the COMM 2012-CCRE3 Transaction on October 18, 2012, this loan combination, including the 260 and 261 Madison Avenue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to COMM 2012-CCRE3 Transaction, which is incorporated by reference as Exhibit
  4.2 to this Annual Report on Form 10-K.

  Wells Fargo Bank, National Association (Wells Fargo) is the master servicer, certificate administrator and custodian of the loans serviced under the Pooling and Servicing Agreeement and the primary servicer of the 260 and 261 Madison Avenue Mortgage Loan, which constituted approximately 7.9% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo is a servicer, as defined in Item 1108(a)(iii) of Regulation AB, with respect to the Crossgates Mall Mortgage Loan and the 260 and 261 Madison Avenue Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

  Midland Loan Services, a Division of PNC Bank, National Association (Midland), is special servicer of the loans serviced under the Pooling and Servicing Agreement and the 260 and 261 Madison Avenue Mortgage Loan, which constituted approximately 7.9% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a servicer, as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Midland in the capacity described above are listed in the Exhibit Index.

  U. S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers
  Item 1122(d)(2)(iii) of Regulation AB.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and the primary servicer of the 260 and 261 Madison Avenue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).


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



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 260 and 261 Madison Avenue Mortgage Loan are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as
Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE2 Mortgage Trust Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE2 Mortgage Trust Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.8. The material instances of non compliance disclosed in the 2013 NTS Assessment are as follows:


Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section
1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

                              Part IV


Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3) See below

4.1 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on August 22, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 in connection with the COMM 2012-CCRE3 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Crossgates Mall Mortgage Loan (see Exhibit 33.1)
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.1)
33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
260 and 261 Madison Avenue Mortgage Loan
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of
the Crossgates Mall Mortgage Loan (see Exhibit 33.5)
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of
the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 33.8)
33.10 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue
Mortgage Loan (see Exhibit 33.8)
33.11 Park Bridge Lender Services LLC, as Operating Advisor
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall
Mortgage Loan (see Exhibit 33.11)
33.13 Situs Holdings LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan
33.14 Wells Fargo Bank, National Association, as Master Servicer
33.15 Wells Fargo Bank, National Association, as Certificate Administrator
33.16 Wells Fargo Bank, National Association, as Custodian
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall
Mortgage Loan (see Exhibit 33.14)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall
Mortgage Loan (see Exhibit 33.15)
33.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall
Mortgage Loan (see Exhibit 33.16)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison Avenue
Mortgage Loan (see Exhibit 33.14)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 34.1)
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.1)
34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
260 and 261 Madison Avenue Mortgage Loan
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall
Mortgage Loan (see Exhibit 34.5)
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 34.8)
34.10 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue
Mortgage Loan (see Exhibit 34.8)
34.11 Park Bridge Lender Services LLC, as Operating Advisor
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall
Mortgage Loan (see Exhibit 33.11)
34.13 Situs Holdings LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan
34.14 Wells Fargo Bank, National Association, as Master Servicer
34.15 Wells Fargo Bank, National Association, as Certificate Administrator
34.16 Wells Fargo Bank, National Association, as Custodian
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 34.14)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall
Mortgage Loan (see Exhibit 34.15)
34.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.16)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison Avenue Mortgage Loan
(see Exhibit 34.14)



35 Servicer compliance statement.


35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 260 and 261 Madison
Avenue Mortgage Loan
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall
Mortgage Loan (see Exhibit 35.2)
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
260 and 261 Madison Mortgage Loan (see Exhibit 35.2)
35.5 Wells Fargo Bank, National Association, as Master Servicer
35.6 Wells Fargo Bank, National Association, as Certificate Administrator
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 35.5)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall
Mortgage Loan (see Exhibit 35.6)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison
Mortgage Loan


99.1 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset
Receiving and Cantor Commercial Real Estate Lending, L.P. (Filed as Exhibit 99.3 to the registrant's
Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset
Receiving and German American Capital Corporation (Filed as Exhibit 99.1 to the registrant's Current
Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset
Receiving, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP
(Filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on
August 22, 2012 and incorporated by reference herein)



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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014


   /s/ Natalie Grainger
   Natalie Grainger, Vice President

    Date:    March 28, 2014


  Exhibit Index

  Exhibit No.


4.1 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on August 22, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of October 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on November 21, 2012 in connection with the COMM 2012-CCRE3 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
Crossgates Mall Mortgage Loan (see Exhibit 33.1)
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.1)
33.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
260 and 261 Madison Avenue Mortgage Loan
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of
the Crossgates Mall Mortgage Loan (see Exhibit 33.5)
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of
the 260 and 261 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 33.8)
33.10 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue
Mortgage Loan (see Exhibit 33.8)
33.11 Park Bridge Lender Services LLC, as Operating Advisor
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall
Mortgage Loan (see Exhibit 33.11)
33.13 Situs Holdings LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan
33.14 Wells Fargo Bank, National Association, as Master Servicer
33.15 Wells Fargo Bank, National Association, as Certificate Administrator
33.16 Wells Fargo Bank, National Association, as Custodian
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall
Mortgage Loan (see Exhibit 33.14)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall
Mortgage Loan (see Exhibit 33.15)
33.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall
Mortgage Loan (see Exhibit 33.16)
33.20 Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison Avenue
Mortgage Loan (see Exhibit 33.14)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 34.1)
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the
260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.1)
34.4 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the
260 and 261 Madison Avenue Mortgage Loan
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall
Mortgage Loan (see Exhibit 34.5)
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
260 and 261 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 34.8)
34.10 National Tax Search, LLC, as Servicing Function Participant of the 260 and 261 Madison Avenue
Mortgage Loan (see Exhibit 34.8)
34.11 Park Bridge Lender Services LLC, as Operating Advisor
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall
Mortgage Loan (see Exhibit 33.11)
34.13 Situs Holdings LLC, as Operating Advisor of the 260 and 261 Madison Avenue Mortgage Loan
34.14 Wells Fargo Bank, National Association, as Master Servicer
34.15 Wells Fargo Bank, National Association, as Certificate Administrator
34.16 Wells Fargo Bank, National Association, as Custodian
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 34.14)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall
Mortgage Loan (see Exhibit 34.15)
34.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.16)
34.20 Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison Avenue Mortgage Loan
(see Exhibit 34.14)



35 Servicer compliance statement.


35.1 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 260 and 261 Madison
Avenue Mortgage Loan
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall
Mortgage Loan (see Exhibit 35.2)
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the
260 and 261 Madison Mortgage Loan (see Exhibit 35.2)
35.5 Wells Fargo Bank, National Association, as Master Servicer
35.6 Wells Fargo Bank, National Association, as Certificate Administrator
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 35.5)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall
Mortgage Loan (see Exhibit 35.6)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the 260 and 261 Madison
Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset
Receiving and Cantor Commercial Real Estate Lending, L.P. (Filed as Exhibit 99.3 to the registrant's
Current Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset
Receiving and German American Capital Corporation (Filed as Exhibit 99.1 to the registrant's Current
Report on Form 8-K filed on August 22, 2012 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 22, 2012, among Deutsche Mortgage & Asset
Receiving, Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP
(Filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on
August 22, 2012 and incorporated by reference herein)
